Form 10-K
period 1996-12-31
CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-4
filed 1997-03-28
CIK 1024330

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K
(Mark One)

[  X       ]

 .
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                     OR

[          ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                      Commission File number 33-99340

                  ContiMortgage Home Equity Loan Trust 1996-4

           (Exact name of registrant as specified in its charter)
                                                  16-1512507 and
                   New York                       16-1512506
                   --------                       ----------
          (State of other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)



c/o Manufacturers and Traders
Trust Company
Corporate Trust Department
One M&T Plaza                                           14240-2599
Buffalo, New York                                       (Zip Code)
-----------------                                       ----------
(Address of principal executive offices)


Registrant's telephone number, including area code: (716)   842-5589
Securities registered pursuant to Section 12(b) of the Act:

            Title of each class              Name of each exchange on
                                                which registered:

                None                                  None
                ----                                  ----



                                    None
                                    ----

                              (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                                 Not Applicable

Documents Incorporated by Reference:    None

                CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-4
                                   INDEX







PART 1..........................................................            3

              ITEM 1    -   BUSINESS............................            3
              ITEM 2    -   PROPERTIES......................                3
              ITEM 3    -   LEGAL PROCEEDINGS...............                3
              ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS.............................            3

PART II.............................................                        3

             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS...........           3
             ITEM 6    -   SELECTED FINANCIAL DATA...............           3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    4
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......4
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE....................................   4

PART III.................................................................   4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT....................................   4
             ITEM 11   -   EXECUTIVE COMPENSATION  .....................    4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.........................   4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..................................   11

PART IV..............................................................       11
             ITEM 14   -   EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K..............................11

SIGNATURES    ............................................................  12
INDEX TO EXHIBITS.........................................................  13

                                   PART I
ITEM 1 - BUSINESS

      Not Applicable.

ITEM 2 - PROPERTIES

      Not Applicable.

ITEM 3 -  LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1996-4 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated November 1, 1996, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, and Class A-10 Certificate issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 10, 1997, there was 1 holder of the Class A-1 Certificates, 10 holders of the Class A-2 Certificates, 17 holders of the Class A-3 Certificates, 9 holders of the Class A-4 Certificates, 17 holders of the Class A-5 Certificates, 6 holders of the Class A-6 Certificates, 14 holders of the Class A-7 Certificates, 2 holders of the Class A-8 Certificate, 12 holders of the Class A-9 Certificates, 4 holders of the Class A-10 Certificates, 5 holders of the Class A-11-IO Certificates, and 5 holders of the A-12-IO Certificates.


ITEM 6 -   SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $415,739.64.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                  PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.




                                              Amount Owned
        Name and Address           All Dollar Amounts are in Thousands
                                       Principal        Percent

Class A-1 Certificates
Chase Manhattan Bank                     $96,650        100.00%
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081

Class A-2 Certificates

Bank of New York                         $15,700         13.82%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Co./Investment A/C          51,150          45.03
16 Wall Street, 5th Floor
New York, NY 10005

Chase Manhattan Bank/Chemical             18,000          15.85
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Investors Fiduciary Trust                 10,000           8.80
Company/SSB
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Class A-3 Certificates

Bank of New York                         $13,600          9.99%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                     11,500           8.45
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.           12,000           8.82
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank Trust Co.            16,000          11.76
 of California
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Citicorp Services, Inc,                    11,500           8.45
P.O. Box 30576
Tampa, FL  33630-3576

Daiwa Securities Trust Co.                 16,000          11.76
One EverTrust Plaza
jersey City, NJ  07302

Investors Fiduciary Trust                  10,000           7.35
Company/SSB
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

PNC Bank, NA/Pittsburgh                    20,000          14.70
One PNC Plaza, 9th Floor, 249
5th Avenue
Pittsburgh, PA  15222-7707


Class A-4 Certificates

Bank of New York                          $6,250          9.36%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                      5,000           7.49
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.            6,000           8.98
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                       5,400           8.08
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Citicorp Services, Inc,                    8,000          11.98
P.O. Box 30576
Tampa, FL  33630-3576

First National Bank of Boston              4,500           6.74
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

SSB-Custodian                             29,400          44.01
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


Class A-5 Certificates

Bank of New York                         $17,310         25.09%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                      3,850           5.58
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.            5,370           7.78
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citicorp Services, Inc,                   23,995          34.78
P.O. Box 30576
Tampa, FL  33630-3576

SSB-Custodian                              8,550          12.39
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Class A-6 Certificates

Bank of New York                         $10,500         25.77%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                       6,400          15.71
Two Chase Manhattan Plaza, 5th
Floor
New York, NY  10081

Investors Bank & Trust/M.F.                6,500          15.95
Custody
89 South Street 6th Floor
Corp. Action Dept.
Boston, MA  02111
                                          16,200          39.75
SSB-Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Class A-7 Certificates

Bank of New York                         $11,000         19.06%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                      6,000          10.40
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank                       18,050          31.28
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081

Comerica Bank                              8,500          14.73
411 W. Lafayette Capital
Change-Proxy
Detroit, MI  48286

Corestates Bank, N.A.                      7,380          12.79
P.O. Box 7618 F.C. # 1-9-1-21
Philadelphia, PA  19106-7618

SSB-Custodian                              3,000           5.20
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631
Class A-8 Certificates

Bankers Trust Company                    $14,100         31.76%
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank/Chemical             30,300          68.24
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Class A-9 Certificates

Bank of New York                         $11,500         23.00%
925 Patterson Plank Road
Secaucus, NJ  07094

National City Bank                         5,300          10.60
1900 East 9th Street
Cleveland, OH  44114

Northern Trust Company                    16,000          32.00
801 S. Canal C-In
Chicago, IL  60607

SSB-Custodian                             10,425          20.85
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Class A-10 Certificate

Chase Manhattan Bank                    $217,000         96.44%
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081

Class A-11-IO Certificates

Chase Manhattan Bank                    310,500 (1)          46.00
Two Chase Manhattan Plaza, 5th
Floor
New York, New York 10081

Chase Manhattan Bank                    236,090 (1)          34.98
Two Chase Manhattan Plaza, 5th
Floor
New York, New York 10081
SSB-Custodian

Global Proxy Unit, A5NW                  92,500 (1)         13.70%
P.O. Box 1631
Boston, MA 02105-1631


Class A-12-IO Certificates

Chase Manhattan Bank                  $103,500 (2)          46.00%
Two Chase Manhattan Plaza, 5th
Floor
New York, New York 10081

Chase Manhattan Bank                   78,731 (2)            34.98
Two Chase Manhattan Plaza, 5th
Floor
New York, New York 10081

SSB-Custodian                          30,800 (2)            13.69
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA 02105-1631


   (1) Represents the "Notional Principal Amount" of the Class A-11-IO Certificates which is based on the aggregate outstanding Certificate Pincipal Balance.

   (2) Represents the "Notional Principal Amount" of the Class A-12-IO Certificates which is based on the aggregate outstanding Certificate Pincipal Balance.


ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      [None]

                                  PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      1.   Financial Statements:

           Not applicable.

      2.   Financial Statement Schedules:

           Not applicable.

      3.   Exhibits:

          Exhibit No.                      Description

              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.

b)    Reports on Form 8-K.

1 report on Form 8-K has been filed by the Issuer during the period covered by this report.


                                       Items Reported/Financial
Date of Report on Form 8-K              Statements Filed
January 15, 1997                 Trustee's Monthly Report for
                                 the December Monthly Period.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:  CONTISECURITIES ASSET FUNDING CORP.,
 AS DEPOSITOR


                               By:   /s/ Jerome M. Perelson
                               Name:Jerome M. Perelson
                               Title:     Vice President

                               By:   /s/ Susan E. O'Donovan
                               Name:Susan E. O'Donovan
                               Title: Vice President & Chief Financial Officer

Date:  March 27, 1997

                             INDEX TO EXHIBITS
                                 Item 14(C)


          Exhibit No.                      Description
              99.1               Statement of Compliance of the
                                 Servicer.
              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.
              99.3               Annual compilation of Monthly
                                 Trustee's Statement.